Form 10-K
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 1998-04-15
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number: 333-7854

First Union Commercial Mortgage Securities, Inc.
(Exact Name of registrant as specified in its charter)

Delaware                      56-1643598
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

One First Union Center, Charlotte, NC 28228-0600
(Address of Principal Executive Office)

704-374-6828
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1997-C2 issued, pursuant to a Pooling and Servicing Agreement, dated as of November 1, 1997 (the "Pooling and Servicing Agreement"), by and among First Union Commercial Mortgage Securities, Inc., as sponsor
(the "Company), First Union National Bank, as master servicer,
CRIIMI MAE Services Limited Partnership, as Special Servicer,
LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3
(No. 333-27083) (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF First
                         Union Commercial Mortgage
                         Securities, Inc.,   REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities













Exhibit 99.1

Capital Markets Group
NC1075
Post Office Box 20068
Charlotte, North Carolina 28202-0068
704 374-7043





OFFICERS CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Aggreement dated as of November 1, 1997 by and among First Union Commercial Mortgage Securities, Inc., as Depositor, First Union National Bank, as Master Servicer, CRIIMI MAE Limited Partnership, as Special Servicer, and LASALLE NATIONAL BANK, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1997-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned 'in the Agreement.

Pursuant to Section 3. 13 of this Agreement, 1, Timothy E.
Steward, Vice President of First Union National Bank, as
Master Servicer, do hereby certify that:

A review of the servicing operations of the Master Servicer during the period from November 25., 1997 through December 31, 1997 and of performance under the Agreement during such period has been made under my supervision;

To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period November 25, 1997 through December 31, 1997.

The Master Servicer has received no notice regarding qualification, or challenging the status, of the Trust Fund as a RFMIC from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 14th day of April 1998-

/s/ Timothy E. Steward
Timothy E. Steward
Vice President
First Union National Bank

      NC108i
      1800 Two First Union Center
      301 South Tryon Street
      Charlotte, North Carolina 28288-1081
      704 374-6787



MANAGEMENT'S ASSERTION REGARDING

COMPLIANCE WITH MINIMUM SERVICING STANDARDS

As of and for the year ended December 31 1997, First Union Mortgage Corporation's Commercial Loan Servicing Division. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for the minimum servicing standards VA and VI. I -, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans- As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amotaits of $100 million and $20 million, respectively.

/s/ Timothy S. Ryan
Tomothy S. Ryan
Vice President
First Union Mortgage Corporation

/s/ John M. Church
John M. Church
Senior Vice President
First Union Mortgage Corporation


March 6,1998
Date

March 6, 1998
Date

Exhibit 99.2


Peat Marwick LLP

Suite 2800
TWo First Union Center
Chadotte, NC 28282-8290

The Board of Directors First Union Mortgage
Corporation:

ID:70438303EP7

Indmendent Accountant's -R-Q2

We have examined management's assertion about First Union Mortgage Corporation's Commercial Loan Servicing Division's (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum. servicing standards V.4. and VI. L, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servic mig standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our exammiation-

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in ft circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards-

In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned applicable minimirm servicing standards as of and for the year ended December 31, 1997 is fairly stated, in all material respects.

/s/ Peat Marwick LLP

March 6, 1999