Form 10-K
period 1998-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 1999-04-14
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------
                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1998

                                       or

              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 33-97994
                                                --------

                                  -------------
                FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.
                 (In Respect of COMMERCIAL MORTGAGE PASS-THROUGH
                 -----------------------------------------------
                          CERTIFICATES, SERIES 1997-C1)
                          -----------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                             56-1643598
---------------------------------                          ---------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

One First Union Center
Charlotte, North Carolina                                       28228-0600
---------------------------------                          ---------------------
(Address of Principal Executive Offices)                         Zip Code

                                 (704) 374-6828
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1998.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1998.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.
          COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1997-C1
          -------------------------------------------------------------
                                    FORM 10-K

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.

         Item 1.      Business..................................................................................  4
         Item 2.      Properties................................................................................. 4
         Item 3.      Legal Proceedings.........................................................................  5
         Item 4.      Submission of Matters to a Vote of Security Holders...................................      5

PART II.

         Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters.....................................................................  5
         Item 6.      Selected Financial Data...................................................................  5
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................................................  5
         Item 8.      Financial Statements and Supplementary Data...............................................  5
         Item 9.      Changes In and Disagreements With Accountants on
                        Accounting and Financial Disclosure.....................................................  5

PART III.

         Item 10.     Directors and Executive Officers of the Registrant .......................................  6
         Item 11.     Executive Compensation ...................................................................  6
         Item 12.     Security Ownership of Certain Beneficial Owners and Management ...........................  6
         Item 13.     Certain Relationships and Related Transactions ...........................................  6

PART IV.

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  6

         Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
           Which Have Not Registered Securities Pursuant to Section 12 of such Act..............................  8

SIGNATURES......................................................................................................  9

INDEX OF EXHIBITS...............................................................................................  9

                                     PART I

Item 1. Business

This Annual Report on Form 10-K is being filed on behalf of First Union Commercial Mortgage Securities, Inc. (the "Registrant") by State Street Bank and Trust Company, solely in its capacity as trustee under the Pooling Agreement hereinafter identified and with respect to the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1997-C1 (the "Certificates"). The Certificates were issued under a Pooling and Servicing Agreement dated as of May 1, 1997 (the "Pooling Agreement") among the Registrant, as depositor, First Union National Bank of North Carolina (the "Master Servicer"), as master servicer, Criimi Mae Services Limited Partnership ("CMSLP"), as special servicer, and State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"). The Registrant has been informed that as of October 31, 1998, CMSLP has been removed as the special servicer under the Pooling Agreement and that Banc One Mortgage Capital Markets, LLC has been serving as the replacement special servicer under the Pooling Agreement. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

The information contained in the Annual Report on Form 10-K has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund. As used in this Annual Report on Form 10-K, "omitted" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Securities and Exchange Commission's Staff with respect to substantially similar trusts or certificates.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans. The Trust Fund did not acquire any mortgage property in connection with the foreclosure of a defaulted Mortgage Loans or otherwise.

The Annual Statement as to Compliance of First Union National Bank (formerly, First Union National Bank of North Carolina) as Master Servicer is annexed hereto as Exhibit 14(a)(1)(i). The Annual Servicing Report of KPMG LLP, an independent public accountant, with respect to First Union National Bank as the Master Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(ii).

The Annual Statement as to Compliance of CMSLP as the Special Servicer for the period January 1, 1998 to October 30, 1998 required under the Pooling Agreement is not available currently but will be subsequently filed with the Commission. The Annual Servicing Report of an independent public accountant with respect to CMSLP required to be delivered under the Pooling Agreement is not available currently but will be subsequently filed with the Commission.

The Annual Statement as to Compliance of Banc One Mortgage Capital Markets, LLC ("BOMCM") as the Special Servicer for the period October 31, 1998 to December 31, 1998 required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii). The Annual Independent Public Accountant's Servicing Report of PricewaterhouseCoopers LLP, an independent public accountant, with respect to BOMCM as the Special Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iv).

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, CMSLP as Special Servicer, Banc One Mortgage Capital Markets, LLC ("BOMCM") as Special Servicer, or the Trustee, in each case, with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the Master Servicer's, each such Special Servicer's, or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

On October 5, 1998, CRIIMI MAE Inc. ("CRIIMI MAE"), an affiliate of CMSLP and then holder of the "Controlling Class" of Certificates filed a petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Maryland. This filing led to actions by certain rating agencies affecting the status of CMSLP as an approved servicer and thereupon, in order to allay rating agency concerns, to action by CRIIMI MAE, as the holder of the Controlling Class of the Certificates, to remove and replace CMSLP as Special Servicer under the Pooling Agreement and to appoint BOMCM as the replacement Special Servicer under the Pooling Agreement. The Registrant and the Trustee have been informed that CMSLP continues to perform special servicing functions as sub-special servicer from BOMCM. To the knowledge of the Registrant and the Trustee, CMSLP did not file for protection under Chapter 11 or any other Chapter of the Bankruptcy Code.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998, there are an aggregate of two (2) holders of all Classes of the Registrant's Commercial Mortgage Pass-Through Certificates Series, 1997-C1.

Information as to distributions to Certificateholders have been provided in the Registrant's monthly Form 8-K filings with respect to the Certificates.

Item 6. Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust Fund or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Registrant is responding to this item by providing information with respect to the security ownership of certain owners of the Certificates, which information is annexed hereto as Exhibit 99.1.

(b) Omitted.

(c) As of December 31, 1998 and March 29, 1999, the Class K Certificates constitute the "Controlling Class" of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as special servicer under the Pooling Agreement and to advise the special servicer with respect to certain actions enumerated in the Pooling Agreement. Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class. The Registrant has been informed that the records of the Trustee reflect that to May 18, 1998, the registered holder of the Class K Certificates was CRIIMI MAE and that on May 18, 1998, record ownership of the Class K Certificates was transferred from CRIIMI MAE to LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

Item 13. Certain Relationships and Related Transactions

The Registrant has been informed that from January 1, 1998 to May 18, 1998, CRIIMI MAE was the sole registered owner of the Registrant's Class J Certificates having an outstanding principal amount of $13,054,483 and the Registrant's Class K Certificates having an outstanding principal amount of $26,108,964 (representing in the aggregate 3% of all the Certificates). Criimi Mae Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, served as the designated Special Servicer under the Pooling Agreement until October 30, 1998. The Special Servicer under the Pooling Agreement is entitled to a fee, with respect to each Specially Serviced Mortgage Loan and each REO Loan, of 25% per annum. In 1998, CMSLP received $591,147.04 for its services as Special Servicer. The Registrant has been further informed that on May 18, 1998, record ownership of the Class J and Class K Certificates was transferred to LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1. CRIIMI MAE, as the holder of the Controlling Class of Certificates, removed and replaced CMSLP as special servicer. CMSLP currently acts as the sub-servicer of specially serviced Mortgage Loans for BOMCM. See "Legal Proceedings".

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

            (i) The Statement as to Compliance to be delivered by First Union National Bank as master servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

            (ii) The Annual Servicing Report of an independent public accountant relating to master servicing by First Union National Bank is annexed hereto as Exhibit 14(a)(1)(ii).

            (iii) The Statement as to Compliance to be delivered by Criimi Mae Services Limited Partnership as special servicer under the Pooling Agreement for the period from June 1, 1998 through October 30, 1998:

            Has not yet been delivered and will be subsequently filed with the Commission.

            (iv) The Annual Servicing Report of an independent public accountant on behalf of Criimi Mae Services Limited Partnership for the period from June 1, 1998 through October 30, 1998:

            Has not yet been delivered and will be subsequently filed with the Commission.

            (v) The Annual Statement as to Compliance by Banc One Mortgage Capital Markets, LLC for the period from October 31, 1998 through December 31, 1998 required pursuant to the Pooling Agreement is annexed hereto as
      Exhibit 14(a)(iii).

            (vi) The Annual Independent Accountant's Servicing Report of PricewaterhouseCoopers, LLP from an independent public accountant, with respect to Banc One Mortgage Capital Markets, LLC as special servicer for the period from October 31, 1998 through December 31, 1998 is annexed hereto as Exhibit 14(a)(1)(iv).

      (a)(2) Financial Statement Schedules

      Omitted.

      (a)(3) Exhibits

      Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

            4. Pooling and Servicing Agreement dated as of May 1, 1997, by and among First Union Commercial Mortgage Securities, Inc., as depositor, First Union National Bank of North Carolina as master servicer, Criimi Mae Services Limited Partnership as special servicer, and State Street Bank and Trust Company, as Trustee.

            99.1* Security Ownership of Certain Beneficial Owners.

      (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

            Report on Form 8-K dated October 22, 1998, reporting items 5 and 7.

            Report on Form 8-K dated November 17, 1998, reporting items 5 and 7.

            Report on Form 8-K dated December 4, 1998, reporting items 5 and 7.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST UNION COMMERCIAL MORTGAGE
                              SECURITIES, INC.

Dated:  April 14, 1998        By: State Street Bank and Trust Company,
                                  solely in its capacity as Trustee of the Trust Fund for the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1997-C1 and not individually on behalf of the Registrant


                              By: /s/ David Shepherd
                                  ----------------------------------------------
                                  David Shepherd, Assistant Secretary

                                INDEX OF EXHIBITS

                                   DESCRIPTION

14(a)(1)(i)      Annual Statement as to Compliance by First Union National Bank
                 as master servicer.

14(a)(1)(ii)     Annual Independent Accountant's Report of KPMG LLP, an
                 independent public accountant, with respect to master servicing by First Union National Bank.

14(a)(1)(iii)    Annual Statement as to Compliance by Banc One Mortgage Capital
                 Markets, LLC, as special servicer.

14(a)(1)(iv)     Annual Independent Accountant's Servicing Report of
                 PricewaterhouseCoopers LLP, with respect to special servicing by Banc One Mortgage Capital Markets, LLC.

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances).