Form 10-K/A
period 1998-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 1999-12-22
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1
(Mark One)

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of First Union-Lehman Brothers-Bank of America Mortgage Pass-Through Certificates Series 1998-C02 Trust established pursuant to a Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc, Depositor, First Union National Bank, Master Servicer and Norwest Bank Minnesota, National Association, Trustee, pursuant to which the First Union-Lehman Brothers-Bank of America Mortgage Pass-Through Certificates Series 1998-C02 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  ORIX Real Estate Capital (Banc One),
                         as Special Servicer <F1>


              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  ORIX Real Estate Capital (Banc One),
                         as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  ORIX Real Estate Capital (Banc One),
                         as Special Servicer <F2>


              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F3>

            (b) On October 01, 1998, October 26, 1998, and December 02, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.

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

First Union-Lehman Brothers-Bank of America
Mortgage Pass-Through Certificates
Series 1998-C02 Trust

Signed:     Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps,  Vice President
By:  /s/ Sherri Sharps, Vice President

Dated:  December 22, 1999




Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  ORIX Real Estate Capital (Banc One),
                         as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  ORIX Real Estate Capital (Banc One),
                         as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  ORIX Real Estate Capital (Banc One),
                         as Special Servicer <F2>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F3>

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.