Form 10-K
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2000-03-24
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                            FORM 10-K

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943

           First Union-Lehman Brothers-Bank of America
           Commercial Mortgage Trust
           Commercial Mortgage Pass-Through Certificates
                  Series  1998-C2
        (Exact name of registrant as specified in its charter)



New York                         52-6929147   52-2107969
(State or other jurisdiction     52-2107968   52-2107970
 of incorporation or             (I.R.S. Employer
 organization)                    Identification  No.)

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

          As of December 31, 1999, the number of holders of
          the publicly offered Certificates was  161

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


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   First Union National Bank, Servicer <F1>
                     b)   ORIX Real Estate Capital Markets, LLC, as
                            Special Servicer  <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1999

                     a)   First Union National Bank, Servicer <F1>
                     b)   ORIX Real Estate Capital Markets, LLC, as
                            Special Servicer  <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   First Union National Bank, Servicer  <F1>
                     b)   ORIX Real Estate Capital Markets, LLC, as
                             Special Servicer  <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.

            (b)  On   October 25, 1999,  November 22, 1999, and
                 December 28, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

 First Union-Lehman-Brothers Bank of America
 Commercial Mortgage Trust
 Commercial Mortgage Pass-Through Certificates
   Series  1998-C2

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  March 13, 2000



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