Form 10-K
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2000-03-24
CIK 850779

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

               First Union Commercial Mortgage Trust
          Commercial Mortgage Pass-Through Certificates
                  Series FUNB 1999-C1
        (Exact name of registrant as specified in its charter)



New York                           52-2154872     52-2154874
(State or other jurisdiction       52-2154873     52-2154857
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

          As of December 31, 1999, the number of holders of
          the publicly offered Certificates was  75

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


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   First Union National Bank, as Master Servicer <F1>
                     b)   Lennar Partners, Inc., as Special Servicer <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1999

                     a)   First Union National Bank, as Master Servicer <F1>
                     b) Lennar Partners, Inc., as Special Servicer <F1> (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   First Union National Bank, as Master Servicer <F1>
                     b)   Lennar Partners, Inc., as Special Servicer  <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.

            (b) On October 25, 1999, November 23, 1999, and December 28, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

 First Union Commercial Mortgage Trust
 CommercialMortgage Pass-Through Certificates
    Series FUNB 1999-C1

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