Form 10-K
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2000-03-24
CIK 850779

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

               First Union National Bank
               Commercial Mortgage Trust
          Commercial Mortgage Pass-Through Certificates
                  Series  1999-C4
        (Exact name of registrant as specified in its charter)



New York                           52-2211953     52-2211955
(State or other jurisdiction       52-2211954
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

          As of December 31, 1999, the number of holders of
          the publicly offered Certificates was  70

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


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   First Union National Bank, as Master Servicer <F1>
                     b)   ORIX Reat Estate Capital Markets, LLC.,as
                            Special Servicer  <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1999

                     a)   First Union National Bank, as Master Servicer <F1>
                     b)   ORIX Reat Estate Capital Markets, LLC., as
                            Special Servicer  <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   First Union National Bank, as Master Servicer <F1>
                     b)   ORIX Reat Estate Capital Markets, LLC.,as
                           Special Servicer  <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.

                     No distributions to Certificate Holders
                     were made during the fiscal period covered by this report.

            (b) On December 30, 1999, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

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

 First Union National Bank
 Commercial Mortgage Trust
 Commercial Mortgage Pass-Through Certificates
 Series  1999-C4

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