Form 10-K
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2000-03-30
CIK 850779

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)          |X| Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1999
                                       or
              | | Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 33-97994

                                     ------
                FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC.
                 (IN RESPECT OF COMMERCIAL MORTGAGE PASS-THROUGH
                ------------------------------------------------
                          CERTIFICATES, SERIES 1997-C1)
                          -----------------------------

             (Exact name of registrant as specified in its charter)

            DELAWARE                                 56-1643598
 ---------------------------------               ------------------
 (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)               Identification No.)


 ONE FIRST UNION CENTER
 CHARLOTTE, NORTH CAROLINA                           28228-0600
 ---------------------------------               ------------------
 (Address of Principal Executive Offices)             Zip Code


                                 (704) 374-6828
                  ------------------------------------------
               Registrant's telephone number, including area code

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

                                Yes |X|   No | |


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

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1999

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

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.
         Item 1. Business............................................................................  4
         Item 2. Properties........................................................................... 4
         Item 3. Legal Proceedings...................................................................  4
         Item 4. Submission of Matters to a Vote of Security Holders.................................  5

PART II.

         Item 5. Market for Registrant's Common Equity and Related
                 Stockholder Matters.................................................................  5
         Item 6. Selected Financial Data.............................................................  5
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................................................  5
         Item 8. Financial Statements and Supplementary Data.........................................  5
         Item 9. Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.................................................  5

PART III.

         Item 10. Directors and Executive Officers of the Registrant................................   5
         Item 11. Executive Compensation............................................................   5
         Item 12. Security Ownership of Certain Beneficial Owners and Management....................   5
         Item 13. Certain Relationships and Related Transactions.....................................  6

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   6

         Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
            Which Have Not Registered Securities Pursuant to Section 12 of such Act..................  7

SIGNATURES...........................................................................................  8

INDEX OF EXHIBITS....................................................................................  9

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

Certain of the information contained in the Annual Report on Form 10-K has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

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

The Annual Statement as to Compliance of ORIX Real Estate Capital Markets, LLC ("ORECM"), which was doing business as Banc One Mortgage Capital Markets, LLC ("BOMCM") until July 12, 1999, as the Special Servicer required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii). The Annual Independent Public Accountant's Servicing Report of PricewaterhouseCoopers LLP, an independent public accountant, with respect to ORECM as the Special Servicer required to be delivered under the Pooling Agreement is annexed hereto as
Exhibit 14(a)(1)(iv).


Item 3.  LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, the Special Servicer, or the Trustee, in each case, with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the

Master Servicer's, the Special Servicer's, or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1999, there are an aggregate of sixty-four
(64) registered holders of all Classes of the Registrant's Commercial Mortgage Pass-Through Certificates Series, 1997-C1, including direct participants of the Depository Trust Company ("DTC") but excluding Cede & Co., DTC's nominee. The computation of the approximate number of holders is based upon the number of individual participants in a security position listings.

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

(b)    Omitted.

(c) As of December 31, 1999 and March 16, 2000, the Class K Certificates constitute the "Controlling Class" of Certificates within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as special servicer under the Pooling Agreement and to advise the special servicer with respect to certain actions enumerated in the Pooling Agreement. Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class. The Registrant has been informed that the records of the Trustee reflect that the registered holder of the Class K Certificates is LaSalle National Bank as Trustee for Criimi Mae Series 1998-C1.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


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

                  (iii) The Annual Statement as to Compliance by ORECM as special servicer required pursuant to the Pooling Agreement is annexed hereto as Exhibit 14(a)(iii).

                  (iv) The Annual Independent Accountant's Servicing Report of PricewaterhouseCoopers, LLP from an independent public accountant, with respect to ORECM as special servicer is annexed hereto as
           Exhibit 14(a)(1)(iv).

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

                  99.1*    Security Ownership of Certain Beneficial Owners.

           (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

                  Report on Form 8-K dated October 18, 1999, reporting items 5 and 7.

                  Report on Form 8-K dated November 18, 1999, reporting items 5 and 7.

                  Report on Form 8-K dated December 18, 1999, reporting items 5 and 7.

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


                                  FIRST UNION COMMERCIAL MORTGAGE SECURITIES,
                                  INC. (In Respect of its COMMERCIAL MORTGAGE
                                  PASS-THROUGH CERTIFICATES, SERIES 1997-C1)

Dated:  March 30, 2000            By: State Street Bank and Trust Company,
                                      solely in its capacity as Trustee of the
                                      Trust Fund for the Registrant's Commercial
                                      Mortgage Pass-Through Certificates, Series
                                      1997-C1 and not individually on behalf of
                                      the Registrant


                                  By: /s/ Julie Kirby
                                      ----------------------------
                                      Julie Kirby, Vice President

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

14(a)(1)(iii)     Annual Statement as to Compliance by ORECM, as special
                  servicer.

14(a)(1)(iv)      Annual Independent Accountant's Servicing Report of
                  PricewaterhouseCoopers LLP, with respect to special servicing by ORECM.

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances).