Form 10-K/A
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2001-04-19
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943

     First Union National Bank Commercial Mortgage Trust
     Commercial Mortgage Pass-Through Certificates Series 1999-C4
     (Exact name of registrant as specified in its charter)



New York                         52-2211953  52-2211955
                                 52-2211954
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)


c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of First Union National Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates Series 1999-C4 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Orix Real Estate Capital Markets, LLC as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee, pursuant to which the First Union National Bank Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 1999-C4 registered under the Securities Act of 1933 the ("Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer  <F1>
                      b)   ORIX Real Estate Capital Markets, LLC., as
                              Special Servicer <F1>


              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer  <F1>
                      b)   ORIX Real Estate Capital Markets, LLC., as
                              Special Servicer <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer  <F3>
                      b)   ORIX Real Estate Capital Markets, LLC., as
                              Special Servicer <F1>


              (99.4) Aggregate Statement of Principal and
                      Interest Distributions to Certificate
                                  Holders. <F2>

            (b) On December 30, 1999, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                   No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


First Union National Bank Commercial Mortgage Trust
Commercial Mortgage Pass-Through Certificates Series 1999-C4


Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer  <F1>
                      b)   ORIX Real Estate Capital Markets, LLC., as
                              Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer  <F1>
                      b)   ORIX Real Estate Capital Markets, LLC., as
                              Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer  <F3>
                      b)   ORIX Real Estate Capital Markets, LLC., as
                              Special Servicer <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.