Form 10-K/A
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2001-04-19
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943

     First Union Commercial Mortgage Trust
     Commercial Mortgage Pass-Through Certificates Series FUNB 1999-C1 (Exact name of registrant as specified in its charter)



New York                         52-2154872  52-2154874
                                 52-2154873  52-2154857
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of First Union Commercial Trust, Commercial Mortgage Pass-Through Certificates Series FUNB 1999-C1 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Lennar Partners Inc. as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which the First Union Commercial Trust, Commercial Mortgage Pass-Through Certificates Series FUNB 1999-C1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer <F1>
                      b)   Lennar Partners Inc. as Special Servicer <F1>


              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer <F1>
                      b)   Lennar Partners Inc. as Special Servicer <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer <F1>
                      b)   Lennar Partners Inc. as Special Servicer <F1>


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


     First Union Commercial Mortgage Trust
     Commercial Mortgage Pass-Through Certificates Series FUNB 1999-C1


Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer <F1>
                      b)   Lennar Partners Inc. as Special Servicer <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer <F1>
                      b)   Lennar Partners Inc. as Special Servicer <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                      a)   First Union National Bank, as Master Servicer <F1>
                      b)   Lennar Partners Inc. as Special Servicer <F1>



99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.