Form 10-K/A
period 1999-12-31
FIRST UNION COMMERCIAL MORTGAGE SECURITIES INC
filed 2001-04-19
CIK 850779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943

     First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 1998-C2
     (Exact name of registrant as specified in its charter)



New York                         52-6929147  52-2107969
                                 52-2107968  52-2107970
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 1998-C2 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Criimi Mae Services Limited Partnership as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, pursuant to which the First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 1998-C2 registered under the Securities Act of 1933 the "Certificates") were issued.


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