Form 10-K/A
period 2002-06-01
WACHOVIA COMMERCIAL MORTGAGE SECURITIES INC
filed 2002-06-21
CIK 850779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 Commission file number 333-7854 First Union Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 1997-C2 (Exact name of registrant as specified in its charter) Delaware (State or other jurisdiction of incorporation or organization) 56-1643598 (I.R.S. Employer Identification No.) One First Union Center, Charlotte, North Carolina (Address of principal executive offices) 28228-0600 (Zip Code) Registrant's telephone number, including area code: (704) 374-6828 Securities registered pursuant to Section 12(b) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Form 10-K which was filed on March XX, 2002. Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) Exhibits (99.1) Annual Independent Accountant's Servicing Report (99.2) Annual Statement of Compliance (99.3) Report of Management (b) Reports on Form 8-K were filed during the last quarter of 2001 in order to provide statements for the monthly distributions to investors on September 27, October 24, 2001, November 27, 2001, and December 20, 2001 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LaSalle Bank National Association, in its capacity as Trustee under the Pooling and Servicing Agreement on behalf of First Union Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 1997-C2 (Registrant) By: /s/ Cynthia Reis --------------------------- Cynthia Reis First Vice President Date: June 19, 2002