Form 10-K
period 2003-03-01
WACHOVIA COMMERCIAL MORTGAGE SECURITIES INC
filed 2003-03-31
CIK 850779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2002

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333 7854

First Union Commercial Mortgage Securities, Inc.

First Union Lehman Brothers Commercial Mortgage Trust II,

Commercial Mortgage Pass Through Certificates, Series 1997 C2

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

56 1643598

(I.R.S. Employer Identification No.)

One First Union Center, Charlotte, NC

(Address of principal executive offices)

28228 0600

(Zip Code)

Registrant's telephone number, including area code: 704 374 6828

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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.

Not Applicable

State the aggregate market value of the voting and non voting common equity held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPCTY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10 K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement: and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Item 13. Certain Relationships and Related Transactions.

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

a) Wachovia Bank National Association, as Servicer

b) CRIIMI MAE, Inc., as Special Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

  Wachovia Bank National Association, as Servicer
  b) CRIIMI MAE, Inc., as Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

  Wachovia Bank National Association, as Servicer
  b) CRIIMI MAE, Inc., as Special Servicer

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002.

(B) Reports on Form 8 K were filed during the last quarter of 2002 in order to provide statements for the monthly distributions to investors on October 18, 2002, November 18, 2002 and December 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Union Commercial Mortgage Securities, Inc. by LaSalle Bank National Association, as Trustee for First Union Lehman Brothers Commercial Mortgage Trust II Commercial Mortgage Pass Through Certificates, Series 1997 C2 as Attorney In Fact

By: /s/ Russell Goldenberg

Russell Goldenberg

Group Senior Vice President

Date: March 31, 2003

CERTIFICATION

First Union Lehman Brothers Commercial Mortgage Trust II,

Commercial Mortgage Pass Through Certificates Series 1997 C2 (the "Trust")

I, William J. Cohane, certify that:

  I have reviewed this annual report on Form 10 K, and all reports on Form 8 K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;
  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
  Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;
  Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and
  This annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Criimi Mae Services Limited Partnership as special servicer, and LaSalle Bank National Association, as trustee.

Date: March 31, 2003

By: /s/ William J. Cohane

William J. Cohane

Vice President