Form 10-K
period 2005-03-01
WACHOVIA COMMERCIAL MORTGAGE SECURITIES INC
filed 2005-03-31
CIK 850779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from ________to _______

Commission file number 333-7854

First Union Commercial Mortgage Securities, Inc.
First Union Lehman Brothers Commercial Mortgage Trust II,
Commercial Mortgage Pass Through Certificates, Series 1997-C2
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

56-1643598
(I.R.S. Employer Identification No.)

One First Union Center, Charlotte, North Carolina
(Address of principal executive offices)

28228-0600
(Zip Code)
Registrant's telephone number, including area code: 704-374-6828

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

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Currently, there is no established trading market for the Certificates known to the Registrant.
There was an aggregate of 80 holders of record for the registered certificates (Classes A-3, IO, B, C, D and E) of
Commercial Mortgage Pass-Through Certificates Series 1997-C2. Holders of record by class were 44 holders for class
A-3; 15 holders for Class IO; 3 holders for Class B; 7 holders for Class C; 7 holders for Class D and 4 holders for Class
E. The calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2004.

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

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

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

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(31) Sarbanes Oxley Certification

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) CRIIMI MAE Services Limited Partnership, as Special Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004.
a) Wachovia Bank, National Association, as Master Servicer
b) CRIIMI MAE Services Limited Partnership, as Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) CRIIMI MAE Services Limited Partnership, as Special Servicer

(99.4) Aggregate Statement of Principal and Interest Distributions to
Certificateholders as of December 31, 2004.

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2004.

(B) Reports on Form 8-K were filed during the last quarter of 2004 for registration purposes and in order to provide statements for the monthly distributions to investors on October 21, 2004, November 23, 2004, December 23, 2004 and
December 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Union Commercial Mortgage Securities, Inc. by LaSalle Bank National Association, as Trustee for First Union
Lehman Brothers Commercial Mortgage Trust II, Commercial Mortgage Pass Through Certificates, Series 1997-C2 as
Attorney In Fact

/s/ Cynthia Reis
Cynthia Reis
Senior Vice President
Date: March 31, 2005